Form 10-K
period 2014-12-31
UBS-Barclays Commercial Mortgage Trust 2013-C5
filed 2015-03-27
CIK 1566544

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2014

                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

       Commission file number of the issuing entity: 333-177354-05

        Central Index Key Number of the issuing entity: 0001566544
              UBS-Barclays Commercial Mortgage Trust 2013-C5
      (exact name of the issuing entity as specified in its charter)

         Central Index Key Number of the depositor: 0001532799
             UBS Commercial Mortgage Securitization Corp.
        (exact name of the depositor as specified in its charter)

         Central Index Key Number of the sponsor: 0001541886
                  UBS Real Estate Securities Inc.
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0000312070
                            Barclays Bank PLC
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0000040554
                 General Electric Capital Corporation
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0001089877
                     KeyBank National Association
        (exact name of the sponsor as specified in its charter)

   Central Index Key Number of the sponsor: 0001548405 (The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1.)
          Starwood Mortgage Funding II LLC (formerly known as
                  Archetype Mortgage Funding II LLC)
        (exact name of the sponsor as specified in its charter)

               New York                             46-2050682
      (State or other jurisdiction of               46-2060407
       incorporation or organization            (I.R.S. Employer
           of the issuing entity)            Identification Numbers)

                 c/o Deutsche Bank Trust Company Americas
                       as Certificate Administrator
                        1761 East St. Andrew Place
                               Santa Ana, CA
        (Address of principal executive offices of the issuing entity)

                                  92705
                                (Zip Code)

            Registrant's telephone number, including area code:
                              (212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

                               Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                               Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]Yes [ ]No

                               Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                               Not applicable.


                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                               Not applicable.


                              EXPLANATORY NOTES

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

Item 14.  Principal Accounting Fees and Services.

Omitted.


                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Santa Anita Mall Mortgage Loan (Loan #1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on February 28, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $33,646,362.00 for the twelve month period ended December 31, 2014.

The Valencia Town Center Mortgage Loan (Loan #2 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on February 28, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $21,267,017.00 for the twelve month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc. ("UBSRES"), a sponsor and a mortgage loan seller, and Deutsche Bank Trust Company Americas ("DBTCA"), the trustee, certificate administrator, paying agent and custodian:

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

DBTCA has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities ("RMBS") trusts. On June 18, 2014, a group of investors ("Plaintiff Investors") filed a civil action against DBTCA and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the "NY Derivative Action"). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the "SDNY Action"), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY
Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on February 28, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 to this Annual Report on Form 10-
K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in
Item 1122(d).

Management's assessment of compliance with Regulation AB servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association ("KeyBank") attached to this Annual Report on Form 10-K as
Exhibit 33.5 (the "KeyBank Assessment") identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to commercial mortgage loans.

Servicing Criteria Impacted:
1122(d)(4)(xv) - Any external enhancement or other support, identified in
Item 1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

Material Instances of Noncompliance with Servicing Criteria:
Regarding external enhancements, specifically letters of credit, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, KeyBank was not properly named as the beneficiary on certain letters of credit because of deficiencies in policies and procedures relating to changes in named beneficiary. KeyBank identified eighty mortgage loans that did not properly name KeyBank as beneficiary on the letters of credit.

Remediation:
The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from reoccurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.

As of the date of the KeyBank Assessment, there are thirty-one mortgage loans contained within fourteen transactions for which the beneficiary name on the letters of credit still needs to be corrected. The fourteen transactions are listed below, with the following information with respect to each transaction: the number of impacted mortgage loans to be corrected included in such transaction, and the aggregate amount of the letters of credit related to such impacted mortgage loans to be corrected.

                                                Amount of the letters
                                                of credit related
                      # of impacted             to such impacted
                      mortgage loans            mortgage loans to
Transaction           to be corrected           be corrected ($)

BACM 2005-4	           1                    2,500,000.00
BACM 2006-1 	           2                    4,122,389.00
BACM 2006-3 	           4                    1,397,562.00
BACM 2006-5	           2                      477,789.00
BACM 2006-6 	           4	                1,305,983.00
BACM 2007-1 	           4                    1,776,950.00
BACM 2007-2 	           3                      595,091.00
BACM 2007-3 	           5                    5,478,556.00
BACM 2007-4 	           1                    1,000,000.00
BACM 2008-LS1              1                      275,346.00
GECMC 2007-C1              2                      614,472.00
MLMT 2008-C1               1                      102,818.00
COMM 2006-C7               1                      355,000.00
MSC 2012-C4                1                    2,500,000.00

During the calendar year ended December 31, 2014, no demands were made upon any of the impacted letters of credit, and thus, none of the affected transactions were materially impacted.

*The accountant's attestation report referred to in the KeyBank Assessment includes only item 1 and item 2 (other than the last sentence thereof) referred to above.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


                                  Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not applicable

    (2) Not applicable

    (3) See below

4 Pooling and Servicing Agreement, dated as of February 1, 2013, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on February 28, 2013 and incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated as of April 24, 2013, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on April 26, 2013 and incorporated by reference herein).

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

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (See Exhibit 33.1)

33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian

33.4  Situs Holdings, LLC, as Operating Advisor

33.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 33.1)

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 33.1)

33.8 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian for the Santa Anita Mall Mortgage Loan (see
      Exhibit 33.3)

33.9 Situs Holdings, LLC, as Operating Advisor for the Santa Anita Mall Mortgage Loan (see Exhibit 33.4)


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

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (See Exhibit 34.1)

34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian

34.4  Situs Holdings, LLC, as Operating Advisor

34.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 34.1)

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 34.1)

34.8 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian for the Santa Anita Mall Mortgage Loan (see
      Exhibit 34.3)

34.9 Situs Holdings, LLC, as Operating Advisor for the Santa Anita Mall Mortgage Loan (see Exhibit 34.4)


35    Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (See Exhibit 35.1)

35.3  Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (See Exhibit 35.1)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (See Exhibit 35.1)

35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Santa Anita Mall Mortgage Loan (See Exhibit 35.3)

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

99.5 Mortgage Loan Purchase Agreement, dated as of February 28, 2013 between Archetype Mortgage Funding II LLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K, filed by the registrant on February 28, 2013 and incorporated by reference herein).

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

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ David Nass
___________________
David Nass
President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 27, 2015


/s/ Alfred Fernandez
___________________
Alfred Fernandez
Executive Director

Date: March 27, 2015



EXHIBIT INDEX

Exhibit No.

4 Pooling and Servicing Agreement, dated as of February 1, 2013, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on February 28, 2013 and incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated as of April 24, 2013, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on April 26, 2013 and incorporated by reference herein).

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

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (See Exhibit 33.1)

33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian

33.4  Situs Holdings, LLC, as Operating Advisor

33.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 33.1)

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 33.1)

33.8 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian for the Santa Anita Mall Mortgage Loan (see
      Exhibit 33.3)

33.9 Situs Holdings, LLC, as Operating Advisor for the Santa Anita Mall Mortgage Loan (see Exhibit 33.4)


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

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (See Exhibit 34.1)

34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian

34.4  Situs Holdings, LLC, as Operating Advisor

34.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 34.1)

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 34.1)

34.8 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian for the Santa Anita Mall Mortgage Loan (see
      Exhibit 34.3)

34.9 Situs Holdings, LLC, as Operating Advisor for the Santa Anita Mall Mortgage Loan (see Exhibit 34.4)


35    Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (See Exhibit 35.1)

35.3  Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (See Exhibit 35.1)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (See Exhibit 35.1)

35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Santa Anita Mall Mortgage Loan (See Exhibit 35.3)

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

99.5 Mortgage Loan Purchase Agreement, dated as of February 28, 2013 between Archetype Mortgage Funding II LLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K, filed by the registrant on February 28, 2013 and incorporated by reference herein).